Form 10-Q
period 2009-03-31
MEDICAL TECHNOLOGY VENTURES INC
filed 2009-05-15
CIK 1122797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

MEDICAL CONNECTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	333-72376	65-0920373
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification No.)

2300 Glades Road Suite 202 E

Boca Raton, Florida 33431

(Address of principal executive office) (Zip Code)

(561) 353-1110

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:
32,177,104 shares of Common Stock, $.001 par value as of May 6, 2009

MEDICAL CONNECTIONS HOLDINGS, INC.

INDEX

PAGE
PART I. – FINANCIAL INFORMATION

item 1.     Financial Statements

3

Consolidated Balance Sheets

3

Consolidated Statements Of Operations

4

Consolidated Statements Of Cash Flows

5

Notes To Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.     Management’s Discussion and Analysis of Finanical Condition and Results of Operations

10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.     Controls and Procedures

12

Item 4T.   The information required by Item 4t is contained in Item 4.

13

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings.

14

Item 1A.  Risk Factors.

14

Item 2.     Unregistered Sales of Equity Securities

14

Item 3.     Defaults upon Senior Securities

14

Item 4.     Submission of Matters to a Vote of Security Holders

14

Item 5.     Other Information

14

Item 6.     Exhibits

15

SIGNATURES

16

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
ASSETS

Cash	$107,552	$599,058
Accounts receivable, net	761,159	1,018,322
Prepaid expenses	145,020	175,309
Total current assets	1,013,731	1,792,689

Property and equipment	382,703	326,907
Less: accumulated depreciation	204,061	183,064
	178,642	143,843

Other assets
Security deposit	228,540	228,540
Investment - N. Carolina house	262,221	400,000
	490,761	628,540

Total assets	$1,683,134	$2,565,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$196,711	$357,265
Accrued expenses	50,009	81,539
Total current liabilities	246,720	438,804

Total liabilities	246,720	438,804

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized, 110,727 and 110,865 issued and outstanding, respectively	111	111
Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares authorized, 30,349,993 and 29,343,362 shares issued and outstanding, respectively	30,350	29,343

Additional paid-in capital	28,717,771	27,928,303
Accumulated deficit	(27,312,817)	(25,832,489)
Total stockholders' equity	1,436,415	2,126,268

Total liabilities and stockholders' equity	$1,683,134	$2,565,072

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

Revenue	$1,529,648	$1,666,335

Direct costs of revenue	1,102,106	963,446
Sales and marketing expenses	110,905	198,161
Recruiting - salaries and costs	626,698	655,490
Professional and consulting fees	304,709	888,086
General and administration expenses	826,356	820,206

Total operating expenses	2,970,774	3,525,389

Loss from operations	(1,441,126)	(1,859,054)

Other (Income) Expenses

Interest expense	45	12,923
Interest income	(108)	(11,095)
Other	39,265	—

Total other expenses, net	39,202	1,828

Loss before income taxes	(1,480,328)	(1,860,882)

Income taxes	—	—

Net (loss)	$(1,480,328)	$(1,860,882)

Net loss per common share - basic and fully diluted:	$(0.05)	$(0.08)

Weighted average common shares outstanding - basic and fully diluted	29,844,160	23,783,892

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

Cash flow from operating activities
Net loss	$(1,480,328)	$(1,860,882

Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of debt discount	—
Increase in fair value derivative	—
Depreciation	20,997	12,263
Common stock issued for compensation
Decrease in fair value of asset held for investment	137,779	37,432
CHANGES IN ASSETS AND LIABILITIES
(Increase) decrease in accounts receivable	257,163	84,173
Decrease in prepaid expenses	30,289	37,806
Increase (decrease) in accounts payable and accrued expenses	(192,084)	(204,550)

Net cash used in operating activities	(1,226,184)	(1,893,758)

Cash flow from investing activities
Acquisition of property and equipment	(55,796)	(5,310)
Net cash (used in) investing activities	(55,796)	(5,310)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	790,474	3,000,351
Decrease in line of credit	—
Payment on promissory note	—
Proceeds from issuance of convertible debentures	—
Proceeds from loan payable		(273,643)
Payment on loan payable		—

Net cash provided by financing activities	790,474	2,726,708

Net increase (decrease) in cash and cash equivalents	(491,506)	827,640

Cash and cash equivalents at beginning of year	599,058	1,319,944

Cash and cash equivalents at end of year	$107,552	$2,147,584

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45	$12,923
Taxes	$—	$—

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

Medical Connections Holdings, Inc. is the parent company of Medical Connections, Inc. and trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the periods ended March 31, 2009 and 2008 was $110,905 and $198,161, respectively.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has adopted SFAS No. 123R.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the quarter ended March 31, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

As of March 31, 2009, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 110,727 were issued and outstanding.  Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock. Holders of the Series A Preferred Stock have no other rights or preferences. As of March 31, 2009, a total of 421,953 shares of Series A Preferred Stock have been converted into 8,017,107 shares of our Common Stock. There were 138 shares of Series A Preferred Stock converted into 2,622 shares of Common Stock during the period.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK - B

As of March 31, 2009, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding. Holders of the Series B Preferred Shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

COMMON STOCK

As of March 31, 2009, the Company has 70,000,000 shares of Common Stock authorized at $0.001 par value and 30,349,993 issued and outstanding. For the three month period ended March 31, 2009, sales of 1,004,663 unregistered shares of Common Stock were made to accredited shareholders for $790,473.

For the three month period ended March 31, 2009, the Company issued 129,834 warrants to purchase one share of Common Stock at $1.00 per share. The warrants, which expire two years after issuance, were assigned a value of $23,432 estimated using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants: a term of 2 years, risk-free rate of 3.00%, average volatility of 244%, and dividend yield of zero.

NOTE 4 - STOCK OPTIONS AND WARRANTS

No stock options were issued or vested in the three month period ending March 31, 2009. At March 31, 2009, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. Under the 2006 Stock Incentive and Compensation Plan, the Company may grant options to its employees. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. The options that were granted vest in one third increments commencing one year from the grant date with subsequent vesting at the second and third anniversary of the options grant date. The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 148.

A summary of the status of the Company's stock option plans as of March 31, 2009 is presented below:

Stock options activity for the three months ended March 31, 2009:

	Options	Price
Options outstanding January 1, 2009	200,000		$2.45
Options granted		—	—

Options outstanding March 31, 2009	200,000		$2.45

Stock options outstanding and exercisable at March 31, 2009 are as follows:

Range of Exercise Price	Shares Outstanding	Options Outstanding
		Weighted Average Exercise Price	Weighted Average Remaining Life
$2.45	200,000	$ 2.45	10.00

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANT GRANTS

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 17,160,159 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
13,606,800	2007	$1.00	2009
3,553,359	2008	$1.50	2010
129,834	2009	$1.00	2011

NOTE 5 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At March 31, 2009 deferred tax assets consist of the following:

2009

Deferred tax asset	$6,430,000
Less: valuation allowance	(6,430,000)

Net deferred tax assets	$—

As of March 31, 2009, the Company had accumulated deficits approximating $18,400,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and its revenue stream is not sufficient to fund expenses at this time. The Company has issued stock to continue to fund operations. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and product revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

The Company has entered into an agreement to sell its Investment – N. Carolina House for $400,000. The transaction was successfully completed in April 2009. The agreement is an accommodation to the Company with a less than 5% shareholder. The Investment – N. Carolina House was appraised for $740,000. In the event that the contract did not close by March 1, 2009, the Company would have been obligated to issue the buyer 400,000 shares of restricted common stock. The buyer agreed to an extension while the Company worked on closing the transaction. The Company received a deposit of $125,000 against the purchase in the first quarter of 2009 which has been applied against the carrying value of the asset.

Item 2.

Management’s Discussion and Analysis of Finanical Condition and Results of Operations

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

Medical Connections Inc., the Company’s wholly owned subsidiary, is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company’s business is to identify, select and place the best allied health specialists, pharmacists, physicians, nurses and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions with options for the clients and candidates to choose the most beneficial working arrangements.

The Company generates revenues primarily from: permanent placement hires, contract appointments and a temporary to permanent model:

•

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

•

Contract Appointments: This represents temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service.

•

Temporary to Permanent Model – Choices Program: This program is a shorter version of the contract appointments, which provides permanent placement hires with greater flexibility.

Potential Acquisitions: We may expand our operations through the acquisition of other medical staffing or placement agencies  Acquisitions would enable us to increase revenue and to integrate the acquired company’s operations into our existing business. If successful, we will be able to extend our market presence.

Target Market

•

The target market for Medical Connections is the vast array of not-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for our programs, such as split-fee agreements and franchise development.

•

Companies which are hired by the hospitals to outsource their human resource departments are a natural market for our services, and at this point represent a significant portion of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to offer them cost-effective technological solutions for their businesses, as well as split-fee arrangements.

First Quarter Ended March 31, 2009 Compared to First Quarter Ended March 31, 2008

Revenue for the period was $1,529,648, a decrease of $136,687, or 8.2%, when compared to the $1,666,335 in revenue for the same period one year ago. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenue from permanent placement decreased to $309,807, or 42%, from the $534,230 for the first quarter 2008. The decrease in first quarter 2009 permanent placement revenue was due to the overall decline in the economy and resultant decline in nursing employment opportunities. The revenue from contract appointments increased to $1,219,841, or 8%, from the $1,132,104 in revenue one year ago. This increase was the result of continued expansion in the employment of temporary hires (typically, 13 week contracts) in the allied healthcare field.

The cost of the contract appointments revenue also increased 14% from $963,446 in 2008 to $1,091,408 in 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The net profits from contract appointments decreased from $168,658, (15% of revenue) in 2008 to $128,433, (11% of revenue) in 2009 due to a larger percentage of revenue being derived from lower margin third-party billings during the first quarter 2009.

Sales and marketing expenses were $110,905 in 2009, a decrease of $87,256 or 44%, from $198,161 in 2008. The decrease is due to a reduction of expenses for web pages, job posting boards, and display ads in trade journals.

Recruiting salaries and costs decreased $28,792, or 4%, to $626,698 in 2009, primarily due to the decline in permanent placement revenue.

Professional and consulting fees decreased $583,377, or 66%, to $304,709 compared to 2008 as the Company relied less on services from outside companies and individuals.

General and administrative expenses increased $6,150, or 0.75%, to $826,356 in 2009 from $820,206 in 2008.

Net losses for the first quarter ended March 31, 2009 and March 31, 2008 were $1,480,328 and $1,860,882, respectively.

Liquidity and Capital Resources

Due to the operating losses and deficits, our independent auditors in their audit opinion have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. Management has done so to date by raising capital through the sale of the Company’s Common Stock. It will continue to do so, and/or seek third party financing, until such time as revenues from operations satisfy operating expenses. There can be no assurance that a market for its stock or third party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

As of March 31, 2009, total current assets were $1,013,731 as compared to $1,792,689 on December 31, 2008. The decrease in total current assets is primarily attributable to a decrease in cash of $491,506 over the December 31, 2008 balance to $107,552 and a decrease in accounts receivable of $257,163 to $761,159. This is primarily attributable to the decrease in revenue from $1,666,335 on December 31, 2008 to $1,529,648 at the end of the quarter. Also, total current liabilities decreased $192,084 when compared to December 31, 2008 to $246,720 largely due to a reduction of accounts payable of $160,554.

Other assets and investments include our office equipment and the property located in North Carolina. The property has been sold for $400,000 and is being carried at a value of $262,221, which is net of costs and deposits. All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

For the three month period ended March 31, 2009, sales of 1,004,663 unregistered shares of common stock were made to accredited shareholders for $790,473 in new capital.

In June 2008, the Company entered into a seven-year operating lease for new and larger office space. The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of

$200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The Company currently leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. Monthly payments under the current lease are $13,398, for a total of $288,243 in future minimum rental payments. Under the new lease the monthly payments will begin at be $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Income (Loss) per share: basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2009 and 2008.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

 Item 3.

Quantitative and Qualitative Disclosures about Market Risk

 Not applicable.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

 Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 4T.

The information required by Item 4t is contained in Item 4.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

In April 2005, our subsidiary Medical Connections, Inc. was sued by HMS, Inc. in the 17th Judicial Circuit for Broward County  (Case No. 05-05442). HMS alleges civil conspiracy, breach of contract, negligent supervision, tortuous interference with a business relationship and unjust enrichment. No specific dollar amount is requested other than it is in excess of the jurisdictional floor of $15,000. The suit arises from the actions of a former independent contractor who allegedly misappropriated a client data base.  Since the filing of the complaint, there has been limited activity. While we believe that we have meritorious defenses to this action, there can be no assurance that we will be successful in defending this matter.

Item 1a.

Risk Factors.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2009.

Item 2.

Unregistered Sales of Equity Securities

During the period ended March 31, 2009, sales of 1,004,663 unregistered shares of Common Stock were made to accredited shareholders for $790,473. There were conversions of 138 shares of Series A Preferred Stock to 2,622 shares of Common Stock during the period. We also issued 129,834 warrants to purchase one share of Common Stock at $1.00 per share.

The securities issued in the foregoing transactions were made pursuant to exemptions from registration pursuant to either Section 4(2) or Rule 506 of Regulation D of the Securities Act.

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the conversion of the preferred shares, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

-  neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

Number	Exhibit Name and/or Identification of Exhibit

3.1

Articles of Incorporation filed with the Florida Secretary of State on May 11, 1999 (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.2

Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 25, 1999 (incorporated by reference to Exhibit 3.2 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.3

Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on August 10, 1999 (incorporated by reference to Exhibit 3.3 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.4

Articles of Share Exchange of Webb Mortgage Depot, Inc. with Webb Mortgage Services Corporation and Webb Mortgage Corp. filed with the Florida Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001.)

3.5	Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-K filed on December 29, 2005.)

3.7	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008 (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)

3.8	Code of Ethics (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)

4.1	Form of Convertible Debenture (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)

4.2	Form of Warrant (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)

10.1

Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company’s Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2	Employment Agreement between the Company and Anthony Nicolosi.

10.3	Employment Agreement between the Company and Joseph Azzata.

10.4	Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008 (incorporated by reference to Form 10-Q previously filed with the SEC on August 13, 2008.)

10.5	Buy-Sell Agreement for the sale of the property located in North Carolina

31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: May 15, 2009

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ JOSEPH AZZATA
Joseph Azzata,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph Azzata	Date: May 15, 2009
Joseph Azzata
Chief Executive Officer and Director

	/s/ Brian Neill	Date: May 15, 2009
Brian Neill, Chief Financial Officer

16